Form 10-K
period 2002-12-31
CWMBS INC CHL MORTGAGE PASS THROUGH TRUST 2002-35
filed 2003-03-31
CIK 1212637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

(Mark One)

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:   December 31, 2002
                                      -----------------

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                      Commission file number: 333-100418-15
                                              -------------

                   CWMBS, Inc., CHL Mortgage Pass-Through Trust 2002-35
               Mortgage Pass-Through Certificates, Series 2002-35
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                95-4449516
------------------------------------       -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

c/o  Countrywide Home Loans Servicing LP
     4500 Park Granada
     Calabasas, California                               91302
-------------------------------------      -------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (818) 225-3000
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act.  Yes       No   X
                                           ----     ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                                  --------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2002: Not applicable
                                                   ---------------

DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                      * * *

     This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund entitled CHL Mortgage Pass-Through Trust 2002-35 (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of December 1, 2002 (the "Pooling and Servicing Agreement") among CWMBS, Inc., as depositor (the "Company"), Countrywide Home Loans, Inc., as seller (the "Seller"), Countrywide Home Loans Servicing LP, as master servicer (the "Master Servicer"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of CWMBS, Inc., Mortgage Pass-Through Certificates, Series 2002-35 (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted to the Company in CWMBS, Inc. (February 3, 1994) (the "Relief Letter").

                                     PART I


ITEM 1.  BUSINESS

         Not applicable.  See the Relief Letter.

ITEM 2.  PROPERTIES

         Not applicable.  See the Relief Letter.

ITEM 3.  LEGAL PROCEEDINGS

         There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information. There is no established public trading market for the Certificates.

         (b) Holders. As of December 31, 2002 there were less than 300 holders of record of the Certificates.

         (c) Dividends. Not applicable. See the Relief Letter. (Information as to distributions to
                  Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)

         (d)      Securities Authorized for Issuance Under Equity
                  Compensation Plans. Not applicable.

         (e)      Item 701 of Regulation S-K. Not applicable. See the
                  Relief Letter.

         (f) Rule 463 of the Securities Act of 1933. Not applicable. See the Relief Letter.

ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable.  See the Relief Letter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable.  See the Relief Letter.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not applicable.  See the Relief Letter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not applicable.  See the Relief Letter.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable.  See the Relief Letter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by Item 201(d) of Regulation S-K: Not applicable.

         Information required by Item 403 of Regulation S-K:

         (a) Not applicable. See the Relief Letter.

         (b) Not applicable. See the Relief Letter.

         (c) Not applicable. See the Relief Letter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.  See the Relief Letter.

ITEM 14. CONTROLS AND PROCEDURES

         Not applicable. The Registrant is an Asset-Backed Issuer (as defined in Exchange Act Rules 13a-14(g) and 15d-14(g)) and is therefore not required to disclose information under Item 307 of Regulation S-K. See paragraph (c) of Item 307 of Regulation S-K.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      (1) Pursuant to the Pooling and Servicing Agreement, the
                      Master Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Statement of the Master Servicer is attached as Exhibit 99.1 to this Report.
                      The Annual Report of the Firm of Accountants is attached as Exhibit 99.2 to this Report.
                      See Relief Letter.

                  (2) Not applicable.

                  (3) The required exhibits are as follows:

                      o    Exhibit 3(i): Copy of Company's
                           Certificate of Incorporation (Filed as
                           an Exhibit to Registration Statement on
                           Form S-3 (File No. 33-63714)).

                      o    Exhibit 3(ii): Copy of Company's
                           By-laws (Filed as an Exhibit to
                           Registration Statement on Form S-3
                           (File No. 33-63714)).

                      o    Exhibit 4: Pooling and Servicing
                           Agreement (Filed as part of the
                           Registrant's Current Report on Form 8-K
                           filed on January 30, 2003).

                      o    Exhibit 99.1:  Annual Statement of the Master
                                          Servicer.

                      o    Exhibit 99.2:  Annual Report of the Firm of
                                          Accountants.

         (b) Current Reports on Form 8-K filed during the last quarter ending December 31, 2002:


Date of Current Report                       Item Reported
----------------------                       -------------

December 31, 2002               Legality Opinion, Tax Opinion and Consent

         (c) See subparagraph (a)(3) above.

         (d) Not applicable. See the Relief Letter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CWMBS, INC.,
                               CHL MORTGAGE PASS-THROUGH TRUST, 2002-35,
                               MORTGAGE PASS-THROUGH CERTIFICATES,
                               SERIES 2002-35

                               By: Countrywide Home Loans Servicing LP, as Master Servicer*

                               By:      Countrywide GP, Inc.


                               By:      /s/ Joseph M. Candelario
                                        ---------------------------
                                        Name:  Joseph M. Candelario
                                        Title: First Vice President

                               Date:  March 27, 2003

-------------
* This Report is being filed by the Master Servicer on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.

                                  CERTIFICATION
                                  -------------

             I, Richard DeLeo, certify that:

             1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of CWMBS, Inc., CHL
             Mortgage Pass-Through Trust 2002-35;

             2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

             3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the master servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

             4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

             5. The reports disclose all significant deficiencies relating to the master servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

             In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
             The Bank of New York, as Trustee and Litton Loan Servicing LP.


             Date: March 27, 2003


                                          /s/ Richard De Leo
                                          ---------------------------
                                          Richard De Leo
                                          Managing Director

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders. See the Relief Letter.



                                                             EXHIBIT INDEX


                                                                                                       Sequential
Exhibit Document                                                                                       Page Number
----------------                                                                                       ------------
3(i)              Company's Certificate of Incorporation (Filed as an Exhibit to Registration
                  Statement on Form S-3 (File No. 33-63714))      *

3(ii)             Company's By-laws (Filed as an Exhibit to Registration Statement on
                  Form S-3 (File No. 33-63714))    *

4                 Pooling and Servicing Agreement (Filed as part of the Company's
                  Current Report on Form 8-K filed on January 30, 2003)         *

99.1              Annual Statement of the Master Servicer........................................................13

99.2              Annual Report of the Firm of Accountants.......................................................15



*        Incorporated herein by reference.